Form 10-K/A
period 2000-12-31
MORGAN STANLEY ABS CAPITAL I INC MSDWCC HELOC TRUST 2000-1
filed 2002-07-11
CIK 1122247

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-64909-03

                         Morgan Stanley Dean Witter Credit Corporation HELOC Asset-Backed Notes
                         Series 2000-1 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2242933
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Morgan Stanley Dean Witter Credit Corporation Series 2000-1 Trust established pursuant to the Indenture among Msdwcc Heloc Trust 2000-1 as Issuer and Wells Fargo Bank Minnesota, N.A. as Indenture Trustee, pursuant to which the Morgan Stanley Dean Witter Credit Corporation series 2000-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter Credit Corp <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter Credit Corp <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter Credit Corp <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 8, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Morgan Stanley Dean Witter Credit Corporation
HELOC Asset-Backed Notes
Series 2000-1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Indenture Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  June 26, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter Credit Corp <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter Credit Corp <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Morgan Stanley Dean Witter Credit Corp <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)
   Annual Independant Accountant's Servicing Report


    Deloitte & Touche LLP
    Two Prudential Plaza
    180 North Stetson Avenue
    Chicago, Illinois 60601-6779

    Tel: (312) 946-3000
    Fax: (312) 946-2600
    www.us.deloitte.com

    Deloitte & Touche  (LOGO)

    INDEPENDENT ACCOUNTANTS' REPORT

    Morgan Stanley Dean Witter Credit Corporation
    Riverwoods, Illinois

    We have examined management's assertion about Morgan Stanley Dean Witter Credit Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of Amenica's Uniform Single Attestation Program for Mortgage Bankers ("USAP") for the mortgage loans sold to HELOC Asset-Backed Notes, Series 2000-1 as of and for the year ended November 30, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended November 30, 2000 is fairly stated, in all material respects.


    January 12, 2001



   EX-99.2 (a)
   Report of Management


   MORGAN STANLEY DEAN WITTER
   CREDIT CORPORATION

   January 12, 2001

   As of and for the year ended December 31, 2000, Morgan Sanley Dean
   Witter Credit Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Morgan Stanley Dean Witter & Co., the Company's parent, had in effect a fidelity bond in excess of $25 million and an errors and omissions policy in excess of $25 million under which the Company was covered.

   Thomas F. White

   Vice President and Secretary

   Leroy Hodo

   Vice President and Controller




   EX-99.3 (a)
   Annual Statement of Compliance


   Officer's Certificate
   HELOC Asset-Backed Notes Series 2000-1


   Pursuant to Section 3.10 of the Servicing Agreement dated as August 1, 2000 among Morgan Stanley Dean Witter Credit Corporation, formerly known as NOVUS Financial Corporation, as seller and servicer (referred to herein in such capacity as the "Servicer"), and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, the undersigned, hereby states that:

       (1) A review of the activities of the Servicer and of its performance under the Servicing Agreement during the fiscal year ended November 30, 2000, has been made under my supervision; and

       (2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.

   MORGAN STANLEY DEAN WITTER
   CREDIT CORPORATION


   By
   R.L. Vipham
   Title   Vice President
   Dated as of December 31, 2000


   By
   J. L. Reading
   Title  Senior Vice President
   Dated as of December 31, 2000